Form 10-Q
period 2000-06-30
COSO ENERGY DEVELOPERS
filed 2000-08-07
CIK 1088869

FORM 10-Q -- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended   June 30, 2000
                                                 -------------
                                       or

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

                                 Not Applicable
                                 --------------

                             COSO ENERGY DEVELOPERS
                                    Form 10-Q
                       For the Quarter Ended June 30, 2000




PART I.  FINANCIAL INFORMATION                                                               Page No.

ITEM 1.  Financial Statements

         CAITHNESS COSO FUNDING CORP.
           Unaudited condensed balance sheet at June 30, 2000 and
              December 31, 1999                                                                4
           Unaudited condensed statement of operations for the three-months ended June 30, 2000, the three-months ended June 30, 1999, the six-months ended June 30, 2000, and the six-months ended
              June 30, 1999                                                                    5
           Unaudited condensed statement of cash flows for the six-months
              ended June 30, 2000 and the six-months ended June 30, 1999                       6
           Notes to the unaudited condensed financial statements                               7

          COSO FINANCE PARTNERS
           Unaudited condensed combined balance sheets at June 30, 2000
              and December 31, 1999                                                            8
           Unaudited condensed combined statements of operations for the three
              June 30, 2000, the three-months ended June 30, 1999,
              the six-months ended June 30, 2000, the two-months ended February
              28, 1999, the four months ended June 30, 1999 and the six-months
              ended June 30, 1999                                                              9
           Unaudited  condensed  combined  statements of cash flows for the six-
              months  ended June 30, 2000,  the  two-months  ended  February 28,
              1999, the four months ended June 30, 1999 and the six-months ended
              June 30, 1999.                                                                  10
           Notes to the unaudited condensed combined financial statements                     11

          COSO ENERGY DEVELOPERS
            Unaudited condensed balance sheets at June 30, 2000
              and December 31, 1999                                                           12
            Unaudited condensed statements of operations for the three months ended June 30, 2000, the three-months ended June 30, 1999, the six-months ended June 30, 2000, the two-months ended February 28,
              1999, the four months ended June 30, 1999 and the six-months ended
              June 30, 1999                                                                   13
            Unaudited  condensed  statements  of cash flows for the  six-months ended June 30, 2000, the  two-months  ended February 28, 1999, the four months ended June 30, 1999 and the six-months  ended June 30,
              1999.                                                                           14
            Notes to the unaudited condensed financial statements                             15


           COSO POWER DEVELOPERS
             Unaudited condensed balance sheets at June 30, 2000
               and December 31, 1999                                                          16
             Unaudited condensed statements of operations for the three-
               months ended June 30, 2000, the three-months ended June 30, 1999, the six-months ended June 30, 2000, the two-months ended February 28,
               1999, the four months ended June 30, 1999 and the six-months ended
               June 30, 1999                                                                  17
             Unaudited condensed statements of cash flows for the six-months ended June 30, 2000, the two-months ended February 28, 1999, the four
               months ended June 30, 1999 and the six-months ended June 30, 1999.             18
             Notes to the unaudited condensed financial statements                            19

                                       2


ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations
                                                                                              20

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                                29
ITEM 2.      Change in Securities and Use of Proceeds                                         30
ITEM 3.      Defaults upon Senior Securities                                                  30
ITEM 4.      Submission of Matters to a Vote of Security Holders                              30
ITEM 5.      Other Information                                                                30
ITEM 6.      Exhibits and Reports on Form 8-K                                                 30



                                       3

                          CAITHNESS COSO FUNDING CORP.
                        UNAUDITED CONDENSED BALANCE SHEET
                             (Dollars in thousands)






                                                       June 30,     December 31,
                                                         2000          1999
                                                                      (Note)
Assets:
   Accrued interest receivable..................    $     1,269    $   1,392
   Project loan to Coso Finance Partners........        141,502      151,550
   Project loan to Coso Energy Developers.......        102,718      107,900
   Project loan to Coso Power Developers........        103,934      153,550
                                                        -------     --------
                                                    $   349,423    $ 414,392
                                                        =======     ========


Liabilities and Stockholders' Equity:
  Senior secured notes:
      Accrued interest payable..................    $     1,269    $   1,392
      6.80% notes due 2001......................         45,154      110,000
      9.05% notes due 2009......................        303,000      303,000
                                                       --------     --------
Total liabilities...............................        349,423      414,392
Stockholders' equity............................           ---         ---
                                                       --------     --------
                                                    $   349,423    $ 414,392
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





         See accompanying notes to the unaudited condensed financial statements

                                            CAITHNESS COSO FUNDING CORP.
                                     UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                                               (Dollars in thousands)


                                           Three-Months   Three-Months      Six-Months      Six-Months
                                               Ended         Ended            Ended            Ended
                                             June 30,       June 30,         June 30,        June 30,
                                               2000           1999             2000            1999

                 Interest income..........  $   7,708     $   4,986      $  16,929          $  4,986
                 Interest expense.........     (7,708)       (4,986)       (16,929)           (4,986)
                                              -------       -------        -------            ------
                    Net Income............  $     ---     $    ---       $    ---           $    ---
                                              =======       =======        =======            ======





                       See accompanying notes to the unaudited condensed financial statements


                                            CAITHNESS COSO FUNDING CORP.
                                     UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                                               (Dollars in thousands)

                                                                       Six-Months         Six-Months
                                                                         Ended               Ended
                                                                        June 30,            June 30,
                                                                         2000                1999


                Cash flows from investing activities.....             $  64,969          $ (413,000)
                Cash flows from financing activities.....               (64,969)            413,000
                                                                        -------             -------
                Net change in cash ......................             $    ---           $     ---
                                                                        =======             =======
                Supplemental cash flow disclosure:
                  Cash paid for interest.................             $  15,660          $     ---
                                                                        =======             =======








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



                                                COSO FINANCE PARTNERS
                                     UNAUDITED CONDENSED COMBINED BALANCE SHEETS
                                               (Dollars in thousands)


                                                                                    June 30,       December 31, 1999
                                                                                      2000              (Note)


Assets:
   Cash.......................................................................      $   3,621       $   7,821
   Restricted cash and investments............................................         20,532          25,001
   Accounts receivable........................................................          9,384           5,154
   Prepaid expenses & other assets............................................             47              --
   Amounts due from related parties...........................................          3,918           4,508
   Property, plant & equipment, net...........................................        152,557         153,879
   Power purchase agreement, net..............................................         12,814          13,388
   Investment in China Lake Plant Services, Inc...............................          4,270           4,212
   Deferred financing costs, net..............................................          3,490           3,749
                                                                                      -------         -------
                                                                                    $ 210,633       $ 217,712
                                                                                      =======         =======
Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...................................      $  15,159       $  16,236
   Amounts due to related parties.............................................            515             564
   Project loan...............................................................        141,502         151,550
                                                                                      -------         -------
                                                                                      157,176         168,350
Partners' capital.............................................................         53,457          49,362
                                                                                      -------         -------
                                                                                    $ 210,633       $ 217,712
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





         See accompanying notes to the unaudited condensed combined financial statements


                                                COSO FINANCE PARTNERS
                                UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands)




                                          Three-Months  Three-Months   Six-Months    Two-Months   Four-Months   Six-Months
                                             Ended          Ended        Ended         Ended        Ended         Ended
                                            June 30,      June 30,      June 30,     February 28,   June 30,      June 30,
                                              2000          1999          2000          1999         1999          1999
                                          (New Basis)    (New Basis)   (New Basis)   (Old Basis)   (New Basis)


Revenue:
   Energy revenues.....................  $    9,458    $   9,169       $ 17,183     $   8,098     $  13,568    $  21,666
   Capacity............................       3,566        3,232          4,821           474         3,469        3,943
   Interest and other income...........         459          247            782           824         1,074        1,898
                                            -------      -------        -------       -------       -------       -------
        Total revenue..................      13,483       12,648         22,786         9,396        18,111       27,507

Operating expenses:
   Plant operating expenses.............      2,274        2,456          4,346         3,125         3,914        7,039
   Royalty expense......................      2,016        2,134          3,205           987         2,585        3,572
   Depreciation and amortization........      2,235        2,391          4,588         1,604         3,174        4,778
                                            -------      -------        -------       -------       -------      -------
        Total operating expenses.......       6,525        6,981         12,139         5,716         9,673       15,389


        Operating income...............       6,958        5,667         10,647         3,680         8,438       12,118

Other expenses:
    Interest expense....................      3,120        1,638          6,293           663         1,962        2,625
    Interest expense - acquisition debt.         --        1,315            --             --         1,962        1,962
    Costs related to acquisition debt...        129        1,368            259            --         2,027        2,027
                                            -------      -------        -------       -------       -------      -------
         Total other expenses...........      3,249        4,321          6,552           663         5,951        6,614


         Income before extraordinary item     3,709        1,346          4,095         3,017         2,487        5,504


Extraordinary item - Loss on
  extinguishment of debt................         --        2,375             --           --          2,375        2,375
                                            -------      -------        -------       -------       -------      -------
         Net income (loss)............    $   3,709    $  (1,029)     $   4,095      $  3,017     $     112    $   3,129
                                            =======      =======        =======       =======       =======      =======






                   See accompanying notes to the unaudited condensed combined financial statements

                                                COSO FINANCE PARTNERS
                                UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)




                                                         Six-Months     Two-Months    Four-Months         Six-Months
                                                           Ended           Ended         Ended              Ended
                                                          June 30,       February       June 30,           June 30,
                                                            2000           1999          1999                1999
                                                         (New Basis)    (Old Basis)   (New Basis)


Net cash provided by operating activities..............  $   4,071      $  6,592      $   2,716         $   9,308
Net cash provided by (used in) investing activities....      1,777          (538)       (21,194)          (21,732)
Net cash provided by (used in) financing activities....    (10,048)       (1,926)        17,399            15,473
                                                           -------       -------        -------           -------
Net change in cash and cash equivalents................  $  (4,200)     $  4,128      $  (1,079)        $   3,049
                                                           =======       =======        =======           =======
Supplemental cash flow disclosure:
     Cash paid for interest............................  $   6,342      $    ---      $   3,428         $   3,428
                                                           =======       =======        =======           =======




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

On May 27, 1999 Coso Finance Partners II was merged into CFP to form one Partnership.

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

(4)      Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $151.6 million to CFP from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $29.0 million with an interest rate of 6.80% and another of $122.6 million with an interest rate of 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $118.2 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $2.4 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.




                                               COSO ENERGY DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)



                                                                                 June 30,             December 31,
                                                                                   2000                  1999
                                                                                                         (Note)

Assets:
   Cash...................................................................        $  14,031           $   6,423
   Restricted cash and investments........................................            5,979               9,806
   Accounts receivable....................................................            8,929               6,095
   Prepaid expenses and other assets......................................              148                 100
   Amounts due from related parties.......................................            1,968                 761
   Property, plant and equipment, net.....................................          160,161             165,650
   Power purchase agreement, net..........................................           20,045              20,549
   Investment in Coso Transmission Line Partners..........................            2,981               2,981
   Investment in China Lake Plant Services, Inc...........................            1,279               1,228
   Deferred financing costs, net..........................................            2,639               2,798
                                                                                    -------             -------
                                                                                  $ 218,160           $ 216,391
                                                                                    =======             =======
Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities...............................        $   7,948           $   6,681
   Amounts due to related parties.........................................           22,172              22,460
   Project loan...........................................................          102,718             107,900
                                                                                    -------             -------
                                                                                    132,838             137,041
Partners' capital.........................................................           85,322              79,350
                                                                                    -------             -------
                                                                                  $ 218,160           $ 216,391
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



         See accompanying notes to the unaudited condensed financial statements



                                               COSO ENERGY DEVELOPERS
                                     UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                                               (Dollars in thousands)


                                          Three-Months  Three-Months    Six-Months     Two-Months     Four-Months   Six-Months
                                             Ended          Ended          Ended         Ended           Ended        Ended
                                            June 30,      June 30,       June 30,      February 28,     June 30,     June 30,
                                              2000          1999           2000           1999           1999          1999
                                          (New Basis)   (New Basis)     (New Basis)    (Old Basis)    (New Basis)

Revenue:
   Energy revenues.....................    $  7,778     $   3,359      $  13,731       $ 16,716        $ 6,793       $ 23,509
   Capacity............................       3,484         3,484          4,711            817          3,894          4,711
   Interest and other income...........         366           254          5,681             78            372            450
                                            -------       -------        -------        -------        -------         -------
        Total revenue..................      11,628         7,097         24,123         17,611         11,059         28,670

Operating expenses:
   Plant operating expenses............       2,878         3,912          5,417          4,039          5,516          9,555
   Royalty expense.....................         513           332            578          1,592            679          2,271
   Depreciation and amortization.......       3,538         3,912          7,414          2,550          5,087          7,637
                                            -------       -------        -------        -------        -------         -------
        Total operating expenses.......       6,929         8,156         13,409          8,181         11,282         19,463


        Operating income.............         4,699        (1,059)        10,714          9,430           (223)         9,207


Other expenses:
    Interest expense...................       2,275         1,624          4,583            616          1,927          2,543
    Interest expense - acquisition debt         --            954            --             --           1,415          1,415
    Costs related to acquisition debt..          79         1,053            159            --           1,522          1,522
                                            -------       -------        -------        -------        -------         -------
        Total other expenses...........       2,354         3,631          4,742            616          4,864          5,480


        Income before extraordinary item      2,345        (4,690)         5,972          8,814         (5,087)         3,727


Extraordinary item - Loss on
      extinguishment of debt............        --          1,822             --           --            1,822          1,822
                                            -------       -------        -------         ------         ------        -------
        Net income (loss)..............   $   2,345     $  (6,512)     $   5,972       $  8,814       $ (6,909)      $  1,905
                                            =======       =======        =======         ======         ======        =======








                       See accompanying notes to the unaudited condensed financial statements




                                               COSO ENERGY DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)




                                                             Six-Months     Two-Months      Four-Months      Six-Months
                                                               Ended          Ended            Ended           Ended
                                                              June 30,      February 28,      June 30,        June 30,
                                                                2000          1999             1999             1999
                                                             (New Basis)   (Old Basis)     (New Basis)


Net cash provided by operating activities..............   $    10,384      $  10,367         $   8,810       $  19,177
Net cash provided by (used in) investing activities....         2,406            120           (15,480)        (15,360)
Net cash provided by (used in) financing activities....        (5,182)           425             3,911           4,336
                                                              -------        -------           -------         -------
Net change in cash and cash equivalents................   $     7,608      $  10,912         $  (2,759)      $   8,153
                                                              =======        =======           =======         =======
Supplemental cash flow disclosure:
        Cash paid for interest.........................   $     4,612      $    ---          $   2,777       $   2,777
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

 (4)     Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $107.9 million to CED from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $11.7 million with an interest rate of 6.80% and another of $96.3 million with an interest rate of 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $93.2 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $1.8 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

                                                COSO POWER DEVELOPERS
                                         UNAUDITED CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)



                                                                                      June 30,             December
                                                                                        2000                 1999
                                                                                                            (Note)

Assets:
   Cash.....................................................................        $   15,911          $    6,020
   Restricted cash and investments..........................................            11,688              54,338
   Accounts receivable......................................................             8,997              20,540
   Prepaid expenses and other assets........................................                46                 ---
   Amounts due from related parties.........................................             8,907               7,058
   Property, plant and equipment, net.......................................           141,655             147,522
   Power purchase agreement, net............................................            27,012              28,409
   Investment in Coso Transmission Line Partners............................             3,660               3,660
   Investment in China Lake Plant Services, Inc.............................             2,174               2,098
   Deferred financing costs, net............................................             3,239               3,624
                                                                                       -------              ------
                                                                                    $  223,289          $  273,269
                                                                                       =======             =======
Liabilities and Partners' Capital:
   Accounts payable and accrued liabilities.................................        $   12,779          $   12,163
   Amounts due to related parties...........................................               975               3,225
   Project loan.............................................................           103,934             153,550
                                                                                       -------             -------
                                                                                       117,688             168,938
Partners' capital...........................................................           105,601             104,331
                                                                                       -------             -------
                                                                                    $  223,289          $  273,269
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




         See accompanying notes to the unaudited condensed financial statements




                                                COSO POWER DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands)


                                          Three-Months  Three-Months    Six-Months     Two-Months      Four-Months    Six-Months
                                             Ended          Ended         Ended           Ended           Ended         Ended
                                            June 30,      June 30,       June 30,     February 28,       June 30,       June 30,
                                              2000          1999           2000           1999            1999           1999
                                          (New Basis)    (New Basis)   (New Basis)     (Old Basis)     (New Basis)

Revenue:
   Energy revenues........................$  7,435        $ 24,556      $ 15,989       $ 16,687          $ 31,272    $   47,959
   Capacity...............................   3,504           3,504         4,738            822             3,916         4,738
   Interest and other income..............     873             577         1,402            150               733           883
                                           -------         -------       -------        -------           -------       -------
          Total revenue...................  11,812          28,637        22,129         17,659            35,921        53,580

Operating expenses:
   Plant operating expenses...............   2,541           3,117         4,646          3,195             4,410         7,605
   Royalty expense........................   1,986           2,872         3,761          1,806             3,936         5,742
   Depreciation and amortization..........   3,708           3,566         7,406          2,339             4,754         7,093
                                            ------          -------      -------        -------           -------       -------
          Total operating expenses........   8,235           9,555        15,813          7,340            13,100        20,440


          Operating income................   3,577          19,082         6,316         10,319            22,821        33,140


Other expenses:
    Interest expense                         2,307           1,899         4,661            953             2,348         3,301
    Interest expense - acquisition debt...     --            1,355           --              --             2,010         2,010
    Costs related to acquisition debt.....     193           1,400           385             --             2,088         2,088
                                            ------         -------       -------        -------           -------       -------
          Total other expenses............   2,500           4,654         5,046            953             6,446         7,399


          Income before extraordinary item   1,077          14,428         1,270          9,366            16,375        25,741


Extraordinary item - Loss on
   extinguishment of debt.................     --            2,147          --              --              2,147         2,147
                                            ------          ------       -------        -------           -------       -------
          Net income.....................$   1,077        $ 12,281      $  1,270       $  9,366          $ 14,228      $ 23,594
                                           =======         =======       =======        =======           =======        ======





                          See accompanying notes to the unaudited condensed financial statements




                                                COSO POWER DEVELOPERS
                                    UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)




                                                        Six-Months      Two-Months        Four-Months         Six-Months
                                                          Ended           Ended              Ended               Ended
                                                         June 30,       February 28,        June 30,            June 30,
                                                           2000           1999                1999                1999
                                                        (New Basis)     (Old Basis)       (New Basis)


Net cash provided by operating activities.............. $  16,999        $  12,016          $ 16,941          $  28,957
Net cash provided by (used in) investing activities....    42,508           (1,126)          (19,448)           (20,574)
Net cash provided by (used in) financing activities....   (49,616)           1,766             2,075              3,841
                                                          -------          -------           -------            -------
Net change in cash and cash equivalents................ $   9,891        $  12,656          $   (432)         $  12,224
                                                          =======          =======           =======            =======
Supplemental cash flow disclosure:
      Cash paid for interest........................... $   4,706        $    ---           $  4,191          $   4,191
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

(3)      Acquisition

On February 25, 1999, Caithness Acquisition Company, LLC (Caithness Acquisition), a wholly owned subsidiary of Caithness Energy LLC, purchased all of CalEnergy Company, Inc.'s (CalEnergy) interest in CPD for approximately $74.5 million. The acquisition was accounted for under the purchase method, and no goodwill was recorded. After Caithness Acquisition's purchase of CalEnergy's interest in CPD, a new basis of accounting was adopted and is referred to as "New Basis" as compared to the former cost basis which is referred to as "Old Basis" in the financial statements. The purchase price was allocated to the portion of the assets and liabilities purchased from CalEnergy based upon their fair values, with the amount of fair value of net assets in excess of the purchase price being allocated to long-lived assets on a pro-rata basis.

In order to complete the purchase of CalEnergy's interest in CPD, Caithness Acquisition arranged for short-term debt financing of approximately $78.6 million. This short-term debt was repaid on May 28, 1999 from a portion of the proceeds from the offering of senior secured notes (see note 4).

(4)      Debt Financing

On May 28, 1999 Caithness Coso Funding Corp. loaned approximately $153.6 million to CPD from a portion of the proceeds from the offering of senior secured notes. The loan consists of one note of $69.4 million with an interest rate of 6.80% and another note of $84.2 million with an interest rate of 9.05% with maturity dates of December 15, 2001 and December 15, 2009, respectively. All prior project loans of approximately $140.0 million were repaid from the proceeds of the financing and an extraordinary loss from the early extinguishment of this debt was incurred for approximately $2.1 million. The extraordinary loss was due to a premium and other costs incurred to pay the prior project loans before maturity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for historical financial information contained herein, the matters discussed in this quarterly report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding the intent, belief or current expectations of Caithness Coso Funding Corp. ("Funding Corp."), Coso Finance Partners (the "Navy I Partnership"), Coso Energy Developers (the "BLM Partnership"), and Coso Power Developers the ("Navy II Partnership", and together with the Navy I Partnership and the BLM Partnership "Coso" or the "Coso Partnerships") and their respective management. Any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) risks related to the operation of power plants, (iii) the impact of avoided cost pricing, (iv) general operating risks, (v) the dependence on third parties, (vi) changes in government regulation, (vii) the effects of competition, (viii) the dependence on senior management, (ix) fluctuations in quarterly results and (x) seasonality.


General

         The Coso projects consist of three 80MW geothermal power plants, which are referred to as Navy I, BLM and Navy II, and their transmission lines, wells, gathering system and other related facilities. The Coso projects are located near one another at the United States Naval Air Weapons Center at China Lake, California. The Navy I Partnership owns Navy I and its related facilities. The BLM Partnership owns BLM and its related facilities. The Navy II Partnership owns Navy II and its related facilities. Affiliates of Caithness Corporation and MidAmerican Energy Holdings Company, formerly known as CalEnergy Company, Inc. ("CalEnergy"), formed the Coso Partnerships in the 1980s to develop, construct, own and operate the Coso projects. On February 25, 1999 Caithness Acquisition Company, LLC, purchased all of CalEnergy's interests in the Coso projects for $205.0 million in cash, plus $5.0 million in contingent payments, plus the assumption of CalEnergy's and its affiliates' share of debt outstanding at the Coso projects which then totaled approximately $67.0 million.

         Each Coso partnership sells 100% of the electrical energy generated at its plant to Southern California Edison ("Edison") under a long-term Standard Offer No.4 power purchase agreement. Each partnership's power purchase agreement expires after the final maturity date of both the 6.8% Series B Senior Secured Notes and the 9.05% Series B Senior Secured Notes issued by Funding Corp.

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

         For the three-months ended June 30, 2000 Edison's average avoided cost of energy paid to the Coso Partnerships was 4.3 cents per kWh, which is substantially below the fixed energy prices earned by the partnerships prior to the expiration of the fixed energy price periods of their respective power purchase agreements. It is not possible to predict the likely level of future avoided cost of energy prices.

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

         The Coso Partnerships are required to make royalty payments to the Navy and the Bureau of Land Management. The Navy I Partnership pays a royalty for Unit I through reimbursement of electricity supplied to the Navy by Edison from electricity generated at the Navy I plant. The reimbursement is based on a pricing formula that is included in the Navy Contract. For Units 2 and 3, the Navy I Partnership's royalty expense paid to the Navy is a fixed percentage of electricity sales at 15% of revenue received by the Navy I Partnership through 2003 and will increase to 20% from 2004 through 2009. The BLM Partnership pays a 10% royalty to the Bureau of Land Management based on the value of steam produced. The Navy II Partnership pays a royalty to the Navy based on a fixed percentage of electricity sales to Edison. The royalty rate was 10% of electricity sales through 1999, and increased to 18% for 2000 through 2004 and will increase to 20% from 2005 through the end of the contract term. The Coso Partnerships also pay other royalties, at various rates.

       Coso Funding Corp is a special purpose corporation and a wholly owned subsidiary of the Coso Partnerships. It was formed for the purpose of issuing the senior secured notes on behalf of the Coso Partnerships who have jointly, severally, and unconditionally guaranteed repayment of the senior secured notes.

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

       Under the note agreement, the Coso Partnerships established accounts with a depositary and pledged those accounts as security for the benefit of the holders of the senior secured notes. All amounts deposited with the depositary are, at the direction of the Coso Partnerships, invested by the depositary in permitted investments. All revenues or other proceeds actually received are deposited in a revenue account and withdrawn upon receipt by the depositary of a certificate from the relevant partnership detailing the amounts to be paid from funds in its respective revenue account.

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

         The following data includes the operating capacity factor, capacity and electricity production (in kWh) for each Coso Partnership on a stand-alone basis:

<
                                                   Three-Months Ended                   Six-Months Ended
                                                        June 30                             June 30

                                                 2000            1999              2000               1999
                                                 ----            ----              ----               ----

   Navy I Partnership (stand alone)
     Operating capacity factor                  109.3%            90.7%            112.5%              83.0%
     Capacity (MW) (average)                    87.42            72.53             90.03              66.41
     kWh produced (000s)                      190,991          158,271           388,907            287,412

   BLM Partnership (stand alone)
     Operating capacity factor                  108.1%           106.8%            108.5%             108.8%
     Capacity (MW) (average)                    86.50            85.40             86.78              87.06
     kWh produced (000s)                      189,023          186,547           374,881            377,603

   Navy II Partnership (stand alone)
     Operating capacity factor                  106.4%           111.9%            111.3%             112.3%
     Capacity (MW) (average)                    85.14            89.50             89.04              89.82
     kWh produced (000s)                      185,752          184,858           384,658            375,658


         The Navy I  Partnership's  energy  production was 191.0 million kWh and
388.9 million kWh for the three and six-months ended June 30, 2000, respectively, as compared to 158.3 million kWh and 287.4 million kWh for the same periods in 1999, increases of 20.7% and 35.3%, respectively. These increases for the three and six-months ended June 30, 2000, were attributable to the outage of one turbine generator unit during those periods in 1999. The changes in energy production for the BLM and Navy II Partnership's were insignificant over the two periods.

Results of Operations for the three and six-months ended June 30, 2000 and 1999

         The following is a discussion of the results of operations of the Coso Partnerships for the three and six-months ending June 30, 2000 and 1999 (dollar amounts in tables are in thousands, except per kWh data):


Revenue

                                  Three-Months           Three-Months            Six-Months            Six-Months
                                      Ended                  Ended                 Ended                  Ended
                                 June 30, 2000          June 30, 1999          June 30, 2000          June 30, 1999


                                   $      Cents/kWh      $     Cents/kWh       $     Cents/kWh      $      Cents/kWh
                                   -      ----------      -     ----------      -    ----------     -      ----------

Total Operating Revenues
  Navy I Partnership            13,024      6.8        12,401      7.8        22,004      5.7        25,609      8.9
  BLM Partnership               11,262      6.0         6,843      3.7        18,442      4.9        28,220      7.4
  Navy II Partnership           10,939      5.9        28,060     15.2        20,727      5.4        52,697     14.0

Capacity & Capacity Bonus
Revenues
  Navy I Partnership             3,566      1.9         3,232      2.0         4,821      1.2         3,943      1.4
  BLM Partnership                3,484      1.8         3,484      1.9         4,711      1.3         4,711      1.2
  Navy II Partnership            3,504      1.9         3,504      1.9         4,738      1.2         4,738      1.3

Energy Revenues
  Navy I Partnership             9,458      5.0         9,169      5.8        17,183      4.4        21,666      7.5
  BLM Partnership                7,778      4.1         3,359      1.8        13,731      3.7        23,509      6.2
  Navy II Partnership            7,435      4.0        24,556     13.3        15,989      4.2        47,959     12.8

         Total operating revenues for the Navy I Partnership, which consist of capacity payments, capacity bonus payments and energy payments, were $13.0 million and $22.0 million for the three and six-months ended June 30, 2000, respectively, as compared to $12.4 million and $25.6 million for the comparable periods in 1999, an increase of 4.8% and a decrease of 14.1%, respectively. The Navy I Partnership capacity and capacity bonus revenues were $3.6 million and $4.8 million for the three and six-months ended June 30, 2000, respectively as compared to $3.2 million and $3.9 million for the comparable periods in 1999, increases of 12.5% and 23.1%, respectively. The Navy I Partnership's energy revenues were $9.5 million and $17.2 million for the three and six-months ended June 30, 2000, respectively as compared to $9.2 million and $21.7 million for the comparable periods in 1999, an increase of 3.3% and a decrease of 20.7%, respectively. The increases in operating and energy revenues for the three-month period ended June 30, 2000, as compared to the same period in 1999, were due to the increase in average avoided cost of energy from 2.8 cents per kWh to 4.3 cents per kWh. The decreases in operating and energy revenues for the six-month period ended June 30, 2000, as compared to the same period in 1999 were due to a reduction in steam transfers from the Navy I Partnership to the BLM Partnership and the Navy II Partnership. Steam transfer revenues for the six-month period ended June 30, 2000, were $2.3 million as compared to $12.9 million during the same period in 1999, a decrease of $10.6 million. The decrease in steam transfer revenues corresponds to the expiration of the fixed energy price period under the BLM and Navy II Partnerships' power purchase agreements. During the first three-months of 1999 for the BLM Partnership and during the entire year of 1999 for the Navy II Partnership, both partnerships were receiving higher fixed energy prices under their respective power purchase agreements and were passing along the additional revenue to the Navy I Partnership. Capacity and capacity bonus revenues for the three and six-months ended June 30, 2000, increased due to the outage of one of the Navy I units during most of that period in 1999. This outage resulted in reduced bonus revenues in 1999.

         Total operating revenues for the BLM Partnership were $11.3 million and $18.4 million for the three and six-months ended June 30, 2000, respectively as compared to $6.8 million and $28.2 million for the comparable periods in 1999, an increase of 66.2% and a decrease of 34.8%, respectively. The BLM Partnership's energy revenues were $7.8 million and $13.7 million for the three and six-months ended June 30, 2000, respectively as compared to $3.4 million and $23.5 million for the comparable periods in 1999, an increase of 129.4% and a decrease of 41.7%, respectively. The increases in both operating revenues and energy revenues for the three month period ended June 30, 2000, as compared to the same period in 1999 were due to the increase in avoided cost of energy from
2.8 cents per kWh to 4.3 cents per kWh. The significant decreases in both operating revenues and energy revenues for the six-month period ended June 30, 2000, as compared to the same period in 1999, were due to the expiration of the fixed energy price period under the BLM Partnership's power purchase agreement in March 1999 and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until March 1999 the BLM Partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula for the current year, the BLM Partnership has been receiving an average of approximately 3.7 cents per kWh for energy delivered. The decrease in revenues due to the reduction in energy price has been partially offset by a reduction in steam transfer payments to the Navy I Partnership of $4.7 million compared to the same period in 1999. The steam transfer payments were reduced in conjunction with the BLM Partnership's expiration of the fixed energy price period in March 1999.

         Total operating revenues for the Navy II Partnership were $10.9 million and $20.7 million for the three and six-months ended June 30, 2000, respectively as compared to $28.1 million and $52.7 million for the comparable periods in 1999, decreases of 61.2% and 60.7%, respectively. The Navy II Partnership's energy revenues were $7.4 million and $16.0 million for the three and six-months ended June 30, 2000, respectively as compared to $24.6 million and $48.0 million for the same periods in 1999, decreases of 69.9% and 66.7%, respectively. These decreases in operating revenue and energy revenues for both the three and six-months ended June 30, 2000, as compared to the same period in 1999, were due to the expiration in January 2000 of the fixed energy price period under the Navy II Partnership's power purchase agreement and the receipt of energy payments based on Edison's avoided cost of energy since that time. Until January 11, 2000, the Navy II Partnership received approximately 14.6 cents per kWh for energy delivered. Under the avoided cost of energy formula for the current year, the Navy II Partnership has been receiving an average of approximately 3.7 cents per kWh for energy delivered. Similar decreases are expected in the upcoming quarters as the Navy II Partnership experiences the full effect of the expiration of the fixed energy price period. The decrease in revenues due to the reduction in energy price has been partially offset by a reduction in steam transfer payments to the Navy I Partnership of $6.0 million compared to the same period in 1999. The steam transfer payments were reduced in conjunction with the Navy II Partnership's expiration of the fixed energy price period in January 2000.


Interest and Other Income

                               Three-Months          Three-Months           Six-Months            Six-Months
                                  Ended                 Ended                  Ended                Ended
                              June 30, 2000          June 30, 1999        June 30, 2000          June 30, 1999


                              $     Cents/kWh        $     Cents/kWh        $     Cents/kWh        $      Cents/kWh
                             --     ---------        -     ---------        -     ---------        -      ----------
 Navy I Partnership          459      0.2           247      0.2           782      0.2         1,898        0.7
  BLM Partnership            366      0.2           254      0.1         5,681      1.5           450        0.1
  Navy II Partnership        873      0.5           577      0.3         1,402      0.4           883        0.2


         The Navy I Partnership's interest and other income were $459,000 and $782,000 for the three and six-months ended June 30, 2000, respectively as compared to $247,000 and $1.9 million for the comparable periods in 1999, an increase of 85.8% and a decrease of 58.8%, respectively. The increase for the three-months ended June 30, 2000, as compared to the same period in 1999, is attributable to larger average restricted cash balances as compared to the same period in 1999. The decrease for the six-months ended June 30, 2000, as compared to the same period in 1999, is due to a $1.6 million insurance recovery recorded during the first quarter of 1999 in connection with the shut-down of one of the Navy I Partnership's turbine generator units. The Navy I Partnership has recovered $500,000 with respect to the insurance and has reserved the remaining $1.1 million pending resolution of the insurance claim. The BLM Partnership's interest and other income was $366,000 and $5.7 million for the three and six-months ended June 30, 2000, respectively as compared to $254,000 and $450,000 for the comparable periods in 1999, increases of $112,000 and $5.2 million, respectively. The increase for the three-months ended June 30, 2000, is attributable to larger average restricted cash balances as compared to the same period in 1999. The increase for the six-months ended June 30, 2000, as compared to the same period in 1999 was primarily due to a legal settlement of $5 million with Dow Chemical Company paid to the BLM Partnership. The Navy II Partnership's interest and other income was $873,000 and $1.4 million for the three and six-months period ending June 30, 2000, respectively as compared to $577,000 and $883,000 for the comparable periods in 1999, increases of 51.3% and 58.6%, respectively. The increases for both the three and six month periods ended June 30, 2000, as compared to the same periods in 1999 resulted from larger average restricted cash balances required by the senior secured notes.


Plant Operations

                                 Three-Months           Three-Months            Six-Months            Six-Months
                                    Ended                  Ended                  Ended                 Ended
                                 June 30, 2000          June 30, 1999         June 30, 2000         June 30, 1999

                                 $     Cents/kWh        $     Cents/kWh       $    Cents/kWh        $       Cents/kWh
                                 -     ---------        -     ---------       -    ---------        -       ---------

  Navy I Partnership           2,274      1.2        2,456      1.6        4,346      1.1         7,039      2.4
  BLM Partnership              2,878      1.5        3,912      2.1        5,417      1.4         9,555      2.5
  Navy II Partnership          2,540      1.4        3,117      1.7        4,645      1.2         7,605      2.0



         The Navy I Partnership's operating expenses, including operating and general and administrative expenses, were $2.3 million and $4.3 million for the three and six-months ended June 30, 2000, respectively as compared to $2.5 million and $7.0 million for the comparable periods in 1999, decreases of 8.0% and 38.6%, respectively. The BLM Partnership's operating expenses, including operating and general and administrative expenses, were $2.9 million and $5.4 million for the three and six-months ended June 30, 2000, respectively as compared to $3.9 million and $9.6 million for the comparable periods in 1999, decreases of 25.6% and 43.8%, respectively. The Navy II Partnership's operating expenses, including operating and general and administrative expenses, were $2.5 million and $4.6 million for the three and six-months ended June 30, 2000, respectively as compared to $3.1 million and $7.6 million for the same periods in 1999, decreases of 19.4% and 39.5%, respectively. The decreases for each of the Coso Partnerships for the three and six-months ended June 30, 2000, as compared to the same periods in 1999, were primarily due to reductions in legal expenses as a result of a settlement agreement with Edison that is subject to California Public Utility Commission approval, and reductions in operator and management committee fees due to the replacement of the Coso project's prior operator and managing partner. Operating costs (with the exception of property taxes) were also reduced, as compared to the same periods in 1999 through the implementation of management's ongoing plan to reduce head count and other operating costs. The Coso Partnerships experienced a significant increase in property taxes in 1999 as a result of the purchase of CalEnergy's interests in the project which led to a dispute with the county of Inyo over the assessed value of the three power plants. Each partnership filed an appeal to protest the new assessed value of the properties and withheld payment of a portion of the assessed taxes. The Coso Partnerships have established a reserve for the full amount of the withheld taxes and are continuing to work with county officials to resolve a number of issues concerning the assessment.

Royalty Expenses

                                Three-Months             Three-Months           Six-Months            Six-Months
                                    Ended                    Ended                 Ended                Ended
                                June 30, 2000            June 30, 1999         June 30, 2000        June 30, 1999


                                   $     Cents/kWh        $     Cents/kWh       $   Cents/kWh       $     Cents/kWh
                                   -     ---------        -     ---------       -   ---------       -     ---------
  Navy I Partnership            2,015      1.1         2,134      1.3        3,204     0.8        3,572      1.2
  BLM Partnership                 513      0.3           332      0.2          578     0.2        2,271      0.6
  Navy II Partnership           1,986      1.1         2,872      1.6        3,761     1.0        5,742      1.5


         The Navy I Partnership's royalty expenses were $2.0 million and $3.2 million for the three and six-months ended June 30, 2000, respectively as compared to $2.1 million and $3.6 million for the comparable periods in 1999, decreases of 4.8% and 11.1%, respectively. These decreases were due to decreased steam sharing revenues over the same periods in 1999. The BLM Partnership's royalty expenses were $513,000 and $578,000 for the three and six-months ended June 30, 2000, respectively as compared to $332,000 and $2.3 million for the comparable periods in 1999, an increase of 54.5% and a decrease of 74.9%, respectively. The increase in royalty expense for the three-month period ended June 30, 2000 as compared to the same period in 1999, is due to increased revenues over the same period in 1999. The decrease for the six-months ended June 30, 2000 is due to a reduction in BLM Partnership's revenue caused by the expiration of the fixed energy price period under the BLM Partnership's power purchase agreement in March 1999 and the receipt of energy payments under Edison's avoided cost of energy since that time. The Navy II Partnership's royalty expenses were $2.0 million and $3.8 million for the three and six-months ended June 30, 2000, respectively as compared to $2.9 million and $5.7 million for the same periods in 1999, decreases of 31.0% and 33.3%, respectively. These decreases were due to a reduction in Navy II Partnership's revenues caused by the expiration of the fixed energy price period under the Navy II Partnership's power purchase agreement in January 2000 and the receipt of energy payments under Edison's avoided cost of energy since that time. The decrease in royalty expenses for the period ended June 30, 2000 were partially offset by an increase in royalty rate.


Depreciation and Amortization

                                 Three-Months           Three-Months          Six-Months           Six-Months
                                     Ended                 Ended                Ended                 Ended
                                 June 30, 2000          June 30, 1999        June 30, 2000         June 30, 1999


                                  $     Cents/kWh       $     Cents/kWh        $    Cents/kWh       $      Cents/kWh
                                  -     ---------       -     ----------       -    ----------      -      ----------

  Navy I Partnership            2,236      1.2        2,391      1.5        4,589      1.2        4,778      1.7
  BLM Partnership               3,538      1.9        3,912      2.1        7,414      2.0        7,637      2.0
  Navy II Partnership           3,709      2.0        3,566      1.9        7,407      1.9        7,093      1.9


         The Navy I Partnership's depreciation and amortization expense was $2.2 million and $4.6 million for the three and six-months ended June 30, 2000, respectively as compared to $2.4 million and $4.8 million for the comparable periods in 1999, decreases of 8.3% and 4.2%, respectively. The BLM Partnership's depreciation and amortization expense was $3.5 million and $7.4 million for the three and six-months ended June 30, 2000, respectively as compared to $3.9 million and $7.6 million for the comparable periods in 1999, decreases of 10.3% and 2.6%, respectively. Both the Navy I and BLM Partnership's decreases in depreciation and amortization expense for the three and six-months ended June 30, 2000 as compared to the same periods in 1999, were primarily due to the cessation of depreciation expense for certain fixed assets which became fully depreciated during 1999. The Navy II Partnership's depreciation and amortization expense was $3.7 million and $7.4 million for the three and six-months ended June 30, 2000, respectively as compared to $3.6 million and $7.1 million for the same periods in 1999, increases of 2.8% and 4.2%, respectively. These increases were primarily due to an increase in capital improvements.

Interest Expense

                                  Three-Months        Three-Months Ended        Six-Months            Six-Months
                                      Ended                Ended                  Ended                  Ended
                                  June 30, 2000        June 30, 1999           June 30, 2000         June 30, 1999

                                   $     Cents/kWh        $    Cents/kWh        $     Cents/kWh       $    Cents/kWh
                                   -     ---------        -    ---------        -     ---------       -    ---------

  Navy I Partnership             3,120      1.6        1,638      1.0        6,293      1.6        2,626      0.9
  BLM Partnership                2,275      1.2        1,624      0.9        4,583      1.2        2,543      0.7
  Navy II Partnership            2,307      1.2        1,899      1.0        4,661      1.2        3,301      0.9




         The Navy I Partnership's interest expense was $3.1 million and $6.3 million for the three and six-months ended June 30, 2000, respectively as compared to $1.6 million and $2.6 million for the comparable periods in 1999, increases of 93.8% and 142.3%, respectively. The BLM Partnership's interest expense was $2.3 million and $4.7 million for the three and six-months ended June 30, 2000, respectively as compared to $1.6 million and $2.5 million for the comparable periods in 1999, increases of 43.8% and 84.0%, respectively. The Navy II Partnership's interest expense was $2.3 million and $4.7 million for the three and six-months ended June 30, 2000, respectively as compared to $1.9 million and $3.3 million for the comparable periods in 1999, increases of 21.1% and 42.4%, respectively. These increases were due to the allocation of outstanding debt balances resulting from the $413 million senior secured financing which closed on May 28, 1999.


Interest Expense - Acquisition Debt

The Navy I, BLM and Navy II Partnerships incurred interest expense - acquisition debt of $2.0 million, $1.4 million, and $2.0 million, respectively for the six-months ended June 30, 1999. This interest expense related to acquisition debt in the amount of $211.5 million incurred on February 25, 1999 to acquire CalEnergy's interest in the Coso Partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.


Costs Related to Acquisition Debt

The Navy I, BLM and Navy II Partnerships incurred other expenses of $2.0 million, $1.5 million and $2.1 million, respectively for the six-months ended June 30, 1999. These other expenses, which consist primarily of lending, legal and other fees, related to the acquisition debt in the amount of $211.5 million incurred on February 25, 1999 to acquire CalEnergy's interest in the Coso Partnerships. This acquisition debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.

Loss on early extinguishment of debt

The Navy I, BLM and Navy II Partnerships recorded a loss on the early extinguishment of their previous debt in the amounts of $2.4 million, $1.8 million and $2.1 million, respectively for the six-months ended June 30, 1999. This loss was due to premium and other costs incurred to repay the existing project debt of the Coso Partnerships before its scheduled maturity date. These costs included tender premiums paid to the holders of the previous debt and the write off of the remaining balance of deferred financing costs related to the issuance of the previous debt. The previous debt was repaid with the proceeds of the $413.0 million senior secured notes issued on May 28, 1999.


Liquidity and Capital Resources

         Each of the Coso Partnerships derive substantially all of their cash flow from Edison under their power purchase agreements and from interest income earned on funds on deposit. The Coso Partnerships have used their cash primarily for capital expenditures for power plant improvements, resource and development costs, distributions to partners and payments with respect to the project debt.

         The following table sets forth a summary of each Coso Partnership's cash flows for the six-months ended June 30, 2000 and June 30, 1999.

                                                                       Six-Months           Six-Months
                                                                         Ended                Ended
                                                                     June 30, 2000        June 30, 1999

Navy I Partnership (stand alone)
  Net cash provided by operating activities                           $   4,071            $   9,308
  Net cash provided by (used in) investing activities                     1,777              (21,732)
  Net cash provided by (used in) financing activities                   (10,048)              15,473
                                                                        -------              -------
      Net change in cash and cash equivalents                         $  (4,200)           $   3,049
                                                                        =======              =======

BLM Partnership (stand alone)
  Net cash provided by operating activities                           $  10,384            $  19,177
  Net cash provided by (used in) investing activities                     2,406              (15,360)
  Net cash provided by (used in) financing activities                    (5,182)               4,336
                                                                        -------              -------
      Net change in cash and cash equivalents                         $   7,608            $   8,153
                                                                        =======              =======

Navy II Partnership (stand alone)
  Net cash provided by operating activities                           $  16,999            $  28,957
  Net cash provided by (used in) investing activities                    42,508              (20,574)
  Net cash provided by (used in) financing activities                   (49,616)               3,841
                                                                        -------              -------
      Net change in cash and cash equivalents                         $   9,891            $  12,224
                                                                        =======              =======


         The Navy I Partnership's cash flows from operating activities decreased by $5.2 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy I Partnership during the six-month period ended June 30, 1999.

        Cash used in investing activities at the Navy I Partnership decreased by $23.5 million for the six- months ended June 30, 2000 as compared to June 30, 1999, primarily due to the use of restricted cash for repayment of the project loan.

         The Navy I Partnership's cash flows from financing activities decreased by $25.5 million for the six-months ended June 30, 2000 as compared to June 30 1999, primarily due to repayment of the project loan during the six-month period ended June 30, 2000 offset by an increase in the project loan from Funding Corp., decreased by distributions made to partners during the six-month period ended June 30, 1999.

         The BLM Partnership's cash flows from operating activities decreased by $8.8 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the BLM Partnership and a reduction in trade receivables resulting from the switch to avoided cost of energy from fixed energy prices during the six-month period ended June 30, 1999.

         Cash used in investing activities at the BLM Partnership decreased by $17.8 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to the use of restricted cash for repayment of the project loan.

         The BLM Partnership's cash flows from financing activities decreased by $9.5 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to repayment of the project loan during the six-month period ended June 30, 2000 offset by an increase in the project loan from Funding Corp., decreased by distributions made to partners during the six-month period ended June 30, 1999.

         The Navy II Partnership's cash flows from operating activities decreased by $12.0 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to financing costs associated with the short term debt obtained to complete the purchase of CalEnergy's interest in the Navy II Partnership during that period in 1999, and a reduction in net income caused by the expiration, in early January 2000, of the fixed energy price period under the Navy II Partnership's power purchase agreement and the receipt of energy payments based on Edison's avoided cost of energy since that time. The decrease in cash flow was partially offset by an increase in accounts receivable.

         Cash used in investing activities at the Navy II Partnership's decreased by $63.1 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to the use of restricted cash for repayment of the project loan.

         The Navy II Partnership's cash flows from financing activities decreased by $53.5 million for the six-months ended June 30, 2000 as compared to June 30, 1999, primarily due to repayment of the project loan during the six-month period ended June 30, 2000 offset by an increase in the project loan from Funding Corp., decreased by distributions made to partners during the six-month period ended June 30, 1999.


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

General

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

                  None.

ITEM 5.  Other information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27.1 Financial Data Schedule--Form SX--Caithness Coso Funding
                       Corp.
                  27.2 Financial Data Schedule--Form SX--Coso Finance Partners
                  27.3 Financial Data Schedule--Form SX--Coso Energy Developers
                  27.4 Financial Data Schedule--Form SX--Coso Power Developers

(b)      Reports on Form 8-K

                  None

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   6  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             JUN-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---


                                                PERIOD TYPE: Year            PERIOD TYPE:  6-M0S
                                                             ----                          ------
CASH                                                                  0                             0
SECURITIES                                                            0                             0
RECEIVABLES                                                     414,392                       349,423
ALLOWANCES                                                            0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                    1,392                         1,269
PP&E                                                                  0                             0
DEPRECIATION                                                          0                             0
TOTAL ASSETS                                                    414,392                       349,423
CURRENT LIABILITIES                                               1,392                         1,269
BONDS                                                           413,000                       348,154
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      414,392                       349,423
SALES                                                                 0                             0
TOTAL REVENUES                                                   20,491                        16,929
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                        0                             0
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 20,491                        16,929
 INCOME PRETAX                                                        0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                         0                             0
CHANGES                                                               0                             0
NET INCOME                                                            0                             0
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)

   Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                  EXHIBIT 27.2

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO FINANCE PARTNERS
                                            ----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   6  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             JUN-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---


                                                PERIOD TYPE: Year             PERIOD TYPE: 6- MOS
CASH                                                              7,821                         3,621
SECURITIES                                                       25,001                        20,532
RECEIVABLES                                                       9,662                        13,302
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   17,483                        16,970
PP&E                                                            225,157                       227,825
DEPRECIATION                                                     71,278                        75,268
TOTAL ASSETS                                                    217,712                       210,633
CURRENT LIABILITIES                                              16,800                        15,674
BONDS                                                           151,550                       141,502
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      217,712                       210,633
SALES                                                            55,666                        22,004
TOTAL REVENUES                                                   57,442                        22,786
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   31,671                        12,139
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 13,575                         6,552
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     2,375                             0
CHANGES                                                               0                             0
NET INCOME                                                        9,821                         4,095
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   6  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             JUN-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---


                                               PERIOD TYPE: Year             PERIOD TYPE 6- MOS

CASH                                                              6,423                        14,031
SECURITIES                                                        9,806                         5,979
RECEIVABLES                                                       6,856                        10,897
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   13,379                        25,076
PP&E                                                            237,183                       237,781
DEPRECIATION                                                     71,533                        77,620
TOTAL ASSETS                                                    216,391                       218,160
CURRENT LIABILITIES                                              29,141                        30,120
BONDS                                                           107,900                       102,718
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      216,391                       218,160
SALES                                                            49,877                        18,442
TOTAL REVENUES                                                   50,943                        24,123
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   38,534                        13,409
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 10,235                         4,742
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     1,822                             0
CHANGES                                                               0                             0
NET INCOME                                                          352                         5,972
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)


                                  EXHIBIT 27.4

                                    Form S-X

                  Commercial and Industrial Companies

Financial Data Schedule Worksheet for:      COSO POWER DEVELOPERS
                                            ----------------------
Review the following list of tags for Article 5 and fill in the correct data in the column(s) provided. Generally, only one column of information will be required, however, two columns are provided if required in the Financial Data Schedule.

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

CURRENCY                                 CURRENCY OF FINANCIAL DATA:
Is the currency used other than US
Dollars? Use in conjunction with
EXCHANGE RATE tag.
                     Yes     X No
                  ---       ---
PERIOD TYPE                                   - MOS     X   6  - MOS
                                        -- ----        --- ----
                                           X YEAR           YEAR
                                          ---            ---
                                        (For annual report filings)
                                             OTHER          OTHER
                                          ---            ---
FISCAL YEAR END
(example: DEC-31-1997)                   DEC-31-1999             DEC-31-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

PERIOD START
(example: JAN-01-1997)                   JAN-01-1999             JAN-01-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy
PERIOD END
(example: SEP-30-1997)                   DEC-31-1999             JUN-30-2000
                                         -----------             -----------
                                         mmm-dd-yyyy             mmm-dd-yyyy

EXCHANGE RATE                        EXCHANGE RATE:          EXCHANGE RATE:
Is the exchange rate other than 1
(one)? (Value may contain up to 5
decimal places) Use in conjunction
with CURRENCY tag.
                      Yes   X No
                   ---     ---


                                               PERIOD TYPE: Year             PERIOD TYPE: Year

CASH                                                              6,020                        15,911
SECURITIES                                                       54,338                        11,688
RECEIVABLES                                                      27,598                        17,904
ALLOWANCE                                                             0                             0
INVENTORY                                                             0                             0
CURRENT ASSETS                                                   33,618                        33,861
PP&E                                                            208,048                       208,367
DEPRECIATION                                                     60,526                        66,712
TOTAL ASSETS                                                    273,269                       223,289
CURRENT LIABILITIES                                              15,388                        13,754
BONDS                                                           153,550                       103,934
PREFERRED MANDATORY                                                   0                             0
PREFERRED                                                             0                             0
COMMON                                                                0                             0
OTHER SE                                                              0                             0
TOTAL LIABILITY AND EQUITY                                      273,269                       223,289
SALES                                                           113,746                        20,727
TOTAL REVENUES                                                  115,920                        22,129
CGS                                                                   0                             0
TOTAL COSTS                                                           0                             0
OTHER EXPENSES                                                   43,577                        15,813
LOSS PROVISION                                                        0                             0
INTEREST EXPENSE                                                 13,991                         5,046
INCOME PRETAX                                                         0                             0
INCOME TAX                                                            0                             0
INCOME CONTINUING                                                     0                             0
DISCONTINUED                                                          0                             0
EXTRAORDINARY                                                     2,147                             0
CHANGES                                                               0                             0
NET INCOME                                                       56,205                         1,270
EPS BASIC                                                             0                             0
(Value may contain up to 3 decimal places)
EPS DILUTED                                                           0                             0
(Value may contain up to 3 decimal places)
         Footnote Text: (Note: Each footnote cannot exceed 256 characters, including spaces)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 4, 2000                     COSO ENERGY DEVELOPERS,
                                          a California general partnership

                                            By:   New CHIP Company, LLC,
                                                  its Managing General Partner

                                            By:   /S/ CHRISTOPHER T. MCCALLION
                                                  ----------------------------
                                                  Christopher T. McCallion
                                                  Executive Vice President &
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)